Form 10-Q
period 2025-06-30
Texas Ventures Acquisition III Corp
filed 2025-08-14
CIK 2033991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 13, 2025, there were 22,500,000 Class A ordinary shares, par value $0.0001 per share, and 7,500,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

TEXAS VENTURES ACQUISITION III CORP

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated April 22, 2025, which we entered into with our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to the eighteen-month period, from the closing of the Initial Public Offering (as defined below) to October 24, 2026 (or such earlier date as determined by the Board) that we have to consummate an initial Business Combination; provided that the Combination Period may be extended pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands, as may be amended from time to time;

●	“Company,” “our,” “we” or “us” are to Texas Ventures Acquisition III Corp, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Public Warrants (as defined below);

●	“Deferred Fee” are to the additional fee of up to 4% of the gross proceeds of the Initial Public Offering to which the underwriters to the Initial Public Offering are entitled that is payable only upon our completion of the initial Business Combination and based on the percentage of funds remaining in the Trust Account (as defined below) after redemptions of public shares;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and the Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares at the time of our Business Combination as described herein (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below));

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on April 24, 2025;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on August 1, 2024 and as amended and restated on March 14, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on February 10, 2025, as amended, and declared effective on April 22, 2025 (File No. 333-284793);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Letter Agreement” are to the Letter Agreement, dated April 22, 2025, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“non-managing sponsor investors” means seven institutional investors (none of which are affiliated with any member of Management, other members of our Sponsor or any other investor) that have purchased, indirectly, through the purchase of non-managing sponsor membership interests, an aggregate of 4,100,000 Private Placement Warrants (defined below) at a price of $1.00 per warrant ($4,1000,000 in the aggregate); in connection with the non-managing sponsor investor indirectly purchasing, through the Sponsor, the NMSI Private Placement Warrants (defined below) allocated to it in connection with the closing of this offering, the Sponsor issued membership interests at a nominal purchase price to the non-managing sponsor investors at the closing of the IPO reflecting interests in an aggregate of 3,280,000 Founder Shares held by the Sponsor;

●	“NMSI Private Placement Warrants” are Private Placement Warrants distributed to non-managing sponsor investors by Sponsor upon closing of our initial Business Combination, and for so long as they continue to be held by the non-managing sponsor investors;

●	“Nasdaq” are to the Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the underwriters of the Initial Public Offering had to purchase up to an additional 3,000,000 Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was partially exercised;

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering;

●	“Private Placement Warrants” are to the warrants issued to our Sponsor (including those issued indirectly to the non-managing sponsor investors) and the underwriters of the Initial Public Offering in the Private Placement;

●	“Private Placement Warrants Purchase Agreements” are to the Private Placement Warrants Purchase Agreement, dated April 22, 2025, by and between us and the Sponsor, and the Private Placement Warrants Purchase Agreement, dated April 22, 2025, by and among us, Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC, and Clear Street LLC;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Public Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Shareholders” are to the holders of our Public Shares, including our initial shareholders, Management and any non-managing sponsor investors to the extent our initial shareholders, members of Management, and/or any non-managing sponsor investors purchase public shares, provided that the each initial shareholder’s, member of Management, and any non-managing sponsor investors’ status as a “Public Shareholder” will only exist with respect to such Public Share;

●	“Public Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant;

●	“Public Warrants” are to the redeemable warrants sold as part of the Public Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated April 22, 2025, which we entered into with the Sponsor and the holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to TV Partners III, LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $226,125,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated April 22, 2025, which we entered into with Continental, as trustee of the Trust Account;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

TEXAS VENTURES ACQUISITION III CORP

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current Assets:
Cash	$969,890	$2,232
Prepaid expenses	152,698	4,566
Total Current Assets	1,122,588	6,798

Prepaid expenses, non-current	83,333	—
Investments held in Trust Account	227,858,912	—
Deferred offering costs	—	248,425
Total Assets	$229,064,833	$255,223

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses	$50,211	$—
Accrued offering costs	1,402	122,760
Promissory note – related party	—	152,200
Total Current Liabilities	51,613	274,960

Warrant liability	2,664,318	—
Deferred underwriting commissions	9,000,000	—
Total Liabilities	11,715,931	274,960

Commitments and contingencies (Note 6)
Class A ordinary shares subject to possible redemption; 22,500,000 shares (at redemption value of $10.12 and $0 at June 30, 2025 and December 31, 2024, respectively)	227,858,912	—
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at June 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, none issued or outstanding at June 30, 2025 and December 31, 2024	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 7,500,000 and 7,666,667 shares issued and outstanding at June 30, 2025 and December 31, 2024	750	767
Additional paid-in capital	—	24,233
Accumulated deficit	(10,510,760)	(44,737)
Total Shareholders’ Deficit	(10,510,010)	(19,737)
Total Liabilities and Shareholders’ Deficit	$229,064,833	$255,223

See accompanying notes to the condensed financial statements.

TEXAS VENTURES ACQUISITION III CORP

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended	For the Six Months Ended
	June 30,	June 30,
	2025	2025
EXPENSES
General and administrative expenses	$236,916	276,512
TOTAL EXPENSES	236,916	276,512

OTHER INCOME (LOSS)
Interest income earned on investments held in Trust Account	1,733,912	1,733,912
Interest income earned on cash held in operating account	6,469	6,469
Change in the fair value of warrant liability	1,435,682	1,435,682
TOTAL OTHER INCOME	3,176,063	3,176,063

Net income	$2,939,147	$2,899,551

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	14,725,275	7,403,315
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.13	$0.20
Basic weighted average shares outstanding, Class B ordinary shares subject to possible redemption	7,280,220	6,975,138
Basic net income per share, Class B ordinary shares subject to possible redemption	$0.13	$0.20
Diluted weighted average shares outstanding, Class B ordinary shares subject to possible redemption	7,500,000	7,500,000
Diluted net income per share, Class B ordinary shares subject to possible redemption	$0.13	$0.19

See accompanying notes to the condensed financial statements.

TEXAS VENTURES ACQUISITION III CORP

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2025

(UNAUDITED)

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2025	7,666,667	$767	$24,233	$(44,737)	$(19,737)
Net loss	—	—	—	(39,596)	(39,596)
Balance, March 31, 2025	7,666,667	$767	$24,233	$(84,333)	$(59,333)
Forfeit Class B shares	(166,667)	(17)	17	—	—
Payment for private placement	—	—	3,468,500	—	3,468,500
Fair value of public warrants at issuance	—	—	3,037,500	—	3,037,500
Accretion for Class A Ordinary Shares to redemption amount	—	—	(6,333,417)	(13,365,574)	(19,698,991)
Allocated value of transaction costs to Class A Ordinary Shares	—	—	(196,833)	—	(196,833)
Net income	—	—	—	2,939,147	2,939,147
Balance, June 30, 2025	7,500,000	$750	$—	$(10,510,760)	$(10,510,010)

See accompanying notes to the condensed financial statements.

TEXAS VENTURES ACQUISITION III CORP

CONDENSED STATEMENT OF CASH FLOWS

(unaudited)

For the
Six Months Ended
June 30, 2025
Cash Flows from Operating Activities:
Net income	$2,899,551
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,733,912)
Change in fair value of warrant liability	(1,435,682)
Changes in operating assets and liabilities:
Prepaid expenses	(231,465)
Deferred offering costs	248,425
Accrued expenses	50,211
Accrued offering costs	(121,358)
Net Cash used in Operating Activities	(324,230)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(226,125,000)
Net Cash used in Investing Activities	(226,125,000)

Cash Flows from Financing Activities:
Proceeds from the sale of Units	226,125,000
Proceeds from promissory note – related party	397,800
Payment of promissory note – related party	(550,000)
Proceeds from sale of private placement warrants	7,568,750
Payment of underwriting fee	(4,500,000)
Payment of offering costs	(1,624,662)
Net Cash Provided by Financing Activities	227,416,888
Net change in cash	967,658
Cash at beginning of period	2,232
Cash at end of period	$969,890

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ discount payable charged to additional paid-in capital	$9,000,000
Forfeiture of Class B Ordinary Shares	166,667
Deferred offering costs included in accrued offering costs	$1,402

See accompanying notes to the condensed financial statements.

TEXAS VENTURES ACQUISITION III CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025 (UNAUDITED)

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

On April 24, 2025, the Company consummated its initial public offering (“Initial Public Offering” or “IPO”) of 22,500,000 units (the “Public Units” and, with respect to the Class A ordinary shares and public warrants included in the Public Units, the “Public Shares”, and “Public Warrants”, respectively), including 2,500,000 Units issued pursuant to the partial exercise of the underwriters’ over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $225,000,000. Each unit has an offering price of $10.00 and consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share.

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

Seven institutional investors (“non-managing sponsor investors”) have purchased, indirectly, through the purchase of non-managing sponsor membership interests, an aggregate of 4,100,000 Private Placement Warrants at a price of $1.00 per warrant ($4,1000,000 in the aggregate). In connection with the non-managing sponsor investor indirectly purchasing, through the Sponsor, the NMSI Private Placement Warrants allocated to the non-managing sponsor investors in connection with the closing of the IPO, the Sponsor issued membership interests at a nominal purchase price to the non-managing sponsor investors reflecting interests in an aggregate of 3,280,000 Founder Shares held by the Sponsor. The NMSI Private Placement Warrants are held by the Sponsor and will be transferred to the non-managing sponsor investors only upon the consummation of an initial Business Combination and for so long as they continue to be held by the non-managing sponsor investors. The NMSI Private Placement Warrants are identical to the rest of the Private Placement Warrants except as otherwise noted in Note 8.

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

Going Concern Considerations

At June 30, 2025, the Company had cash of $969,890, and working capital of $1,070,975.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on April 24, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 1, 2025. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2025 and December 31, 2024.

Offering Costs Associated with the Initial Public Offering

The offering costs consisted of legal, accounting, underwriting and other costs incurred that were directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering.

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate the Initial Public Offering proceeds from the Units between ordinary shares and warrants, using the residual method by allocating the Initial Public Offering proceeds first to assigned value of the warrants and then to the ordinary shares. Offering costs allocated to the Public Shares are charged to temporary equity and offering costs allocated to the Public and Private Placement Warrants are charged to shareholders’ equity as Public and Private Placement Warrants after management’s evaluation are accounted for under equity treatment. Offering costs allocated the NMSI Private Placement Warrants are charged to the statements of operations as the NMSI Warrants after management’s evaluation are accounted for as liabilities.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Investments Held in Trust Account

As of June 30, 2025, the Company had $227,858,912 invested in mutual funds held in the Trust Account.

Net Income per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 166,667 Class B ordinary shares that were forfeited on the partial exercise by the underwriters (see Note 5). At June 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. Diluted earnings per share differs from basic earnings per share. For diluted earnings per share, the forfeited Class B ordinary shares are considered forfeited at the beginning of the period presented. For basic earnings per share, the forfeited Class B ordinary shares are considered forfeited on the date of forfeiture.

The following tables reflect the calculation of basic net income per ordinary share.

For the Six Months Ended
June 30,
2025
Class A Redeemable ordinary shares
Numerator: Allocation of net income, basic	$1,492,948
Denominator: Basic weighted average shares outstanding	7,403,315
Basic net income per Class A Ordinary Share	$0.20
Class B Non-redeemable ordinary shares
Numerator: Allocation of net income, basic	$1,406,603
Denominator: Basic weighted average shares outstanding	6,975,138
Basic net income per Class B Ordinary Share	$0.20

For the Three Months Ended
June 30,
2025
Class A Redeemable ordinary shares
Numerator: Allocation of net income, basic	$1,966,770
Denominator: Basic weighted average shares outstanding	14,725,275
Basic net income per Class A Ordinary Share	$0.13
Class B Non-redeemable ordinary shares
Numerator: Allocation of net income, basic	$972,377
Denominator: Basic weighted average shares outstanding	7,280,220
Basic net income per Class B Ordinary Share	$0.13

The following tables reflect the calculation of diluted net income per ordinary share.

For the Six Months Ended
June 30,
2025
Class A Redeemable ordinary shares
Numerator: Allocation of net income, diluted	$1,440,370
Denominator: Diluted weighted average shares outstanding	7,403,315
Diluted net income per Class A Ordinary Share	$0.19
Class B Non-redeemable ordinary shares
Numerator: Allocation of net income, diluted	$1,459,181
Denominator: Diluted weighted average shares outstanding	7,500,000
Diluted net income per Class B Ordinary Share	$0.19

For the Three Months Ended
June 30,
2025
Class A Redeemable ordinary shares
Numerator: Allocation of net income, diluted	$1,947,321
Denominator: Diluted weighted average shares outstanding	14,725,275
Diluted net income per Class A Ordinary Share	$0.13
Class B Non-redeemable ordinary shares
Numerator: Allocation of net income, diluted	$991,826
Denominator: Diluted weighted average shares outstanding	7,500,000
Diluted net income per Class B Ordinary Share	$0.13

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrant Instruments

The Company accounts for the Public Warrants issued in connection with the Initial Public Offering, the Private Placement Warrants and the NMSI Private Placement Warrants in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging”. Under ASC 815-40, the Public Warrants and the Private Placement Warrants meet the criteria for equity treatment and as such will be recorded in shareholders’ deficit. The NMSI Private Placement Warrants do not meet the criteria for equity treatment and as such will be recorded as a liability and remeasured each period with changes recorded in the condensed statements of operations. If the Public and Private Placement Warrants no longer meet the criteria for equity treatment, they will record as a liability and remeasured each period with changes recorded in the condensed statements of operations.

Class A Ordinary Shares Subject to Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Accordingly, as of June 30, 2025, the Class A ordinary shares subject to redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$225,000,000
Less: Proceeds allocated to public warrants	(3,037,500)
Less: Class A ordinary share issuance costs	(13,802,569)
Add: Remeasurement of carrying value to redemption value	19,698,981
Class A ordinary shares subject to possible redemption, June 30, 2025	$227,858,912

Recent Accounting Standards

In November 2023, the FASB issued Accounting Standards Update 2023-07, “Segment Reporting — Improvements to Reportable Segment Disclosures.” This update requires public entities to disclose its significant segment expense categories and amounts for each reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. As of June 30, 2025, the Company reported its operations as a single reportable segment, noting no disaggregation of Company activities, management or allocation of resources by geographic region, business activity or organizational method, thus this new guidance does not affect the disclosures. See Note 10 for further information.

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

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the consummation of the Initial Public Offering on April 24, 2025 and the sale of the Units, the Company consummated the Private Placement of Private Placement Warrants. The Sponsor, Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC, and Clear Street LLC purchased an aggregate of 7,568,750 warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or $7,568,750. Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC, and Clear Street LLC purchased an aggregate of 2,868,750 Private Placement Warrants and the Sponsor purchased 4,700,000 Private Placement Warrants (including the 4,100,000 NMSI Private Placement Warrants). Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants was placed in the Trust Account with the net proceeds from the Initial Public Offering. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of an initial Business Combination, subject to certain exceptions. The NMSI Private Placement Warrants are subject to additional provisions and restrictions (see Note 8).

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

General and Administrative Services

Commencing on the effective date of the Initial Public Offering on April 24, 2025 and through the earlier of the Company’s consummation of a Business Combination or its liquidation, the Company has agreed to pay the Sponsor or an affiliate thereof a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. As of June 30, 2025, the Company has paid the Sponsor $20,000 of administrative costs.

Due from Sponsor

As of April 24, 2025, the consummation date of the Initial Public Offering, the Sponsor had not transferred funds totaling $600,000 from the Sponsor’s account to the Company’s operating account for the purchase of Private Warrants. As such, there was an amount due from the Sponsor of $600,000 as of April 24, 2025. On May 1, 2025, the Sponsor transferred these funds to the operating account and settled the $600,000 balance.

Promissory Notes — Related Party

On August 1, 2024, the Sponsor issued an unsecured promissory note (the “Promissory Note”) to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of up to $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2024, or (ii) the consummation of the Initial Public Offering. On March 14, 2025, the Company amended and restated the Promissory Note to extend the maturity date of the Promissory Note from December 31, 2024 to December 31, 2025. As of June 30, 2025, there was no amount outstanding under the Promissory Note and the Promissory Note is not available for further draw down.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2025 and December 31, 2024, there was no amount outstanding under the Working Capital Loans.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2025 and December 31, 2024, there were no Class A Ordinary Shares issued or outstanding, excluding 22,500,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2025 and December 31, 2024, there were 7,666,667 Class B ordinary shares issued and outstanding, up to 1,000,000 of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised. On April 24, 2025, 166,667 Founder Shares were forfeited as the underwriters did not fully exercise the over-allotment option. Only holders of the Class B ordinary shares have the right to vote on the appointment of directors prior to the Business Combination. Only holders of the Class B ordinary shares will have the right to vote on the appointment of directors of the Company prior to the Business Combination.

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

(i)	the NMSI Private Placement Warrants are non-redeemable;

(ii)	the NMSI Private Placement Warrants are not subject to any forfeiture, transfer, exchange or amendment of the terms in connection with the Business Combination without the consent of the holders of the Sponsor membership interest representing a majority of the NMSI Private Placement Warrants;

(iii)	for a period beginning on the one-year anniversary of the closing date of the initial business combination and ending on the expiration date of the Private Placement Warrants, the non-managing sponsor investors shall have the right, but not the obligation, to exchange any of its NMSI Private Placement Warrants for a number of Class A ordinary shares equal to the quotient obtained by dividing (x) $0.50, by (y) the Market Price (as defined below) of the Class A ordinary shares as of the date of such exchange. Notwithstanding the foregoing, no fractional Class A ordinary shares will be issued in connection with any exchange hereunder, but rather the number of Class A ordinary shares issued in connection with any exchange shall be rounded down to the nearest whole Class A ordinary share. The “Market Price” of the Class A ordinary shares as of any date shall mean an amount equal to the trading volume weighted average price of the Class A ordinary shares on the principal market on which the Class A ordinary shares then trade as of such date for the ten (10) trading days immediately preceding such date. By way of illustration, if a non-managing sponsor investor makes an exchange of NMSI Private Placement Warrants, and if the Market Price of the Class A ordinary shares as of the date of such exchange is $4.00 per Class A ordinary shares, then the non-managing sponsor investor would receive 1/8 (one-eighth) of a Class A ordinary share for each Private Placement Warrant exchanged (i.e., $0.50, divided by $4.00). As such, such non-managing sponsor investor will receive one Class A ordinary share for eight (8) warrants held by it prior to the exchange. As the Market Price decreases, the non-managing sponsor will receive more Class A ordinary shares for no additional consideration. In contrast, the investor will receive one Class A ordinary share for an exercise price of $11.50 should it choose to exercise its Private Placement Warrants for cash, regardless of the Market Price fluctuation. As such, the non-managing sponsor investors will be more likely to exchange NMSI Private Placement Warrants when the Market Price is low and as a result, the public shareholders may experience significant dilution.

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

NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value at June 30, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,
Description	Level	2025
Assets:
Investments held in Trust Account	1	$227,858,912
Liabilities:
Warrant Liability – NMSI Warrants	3	$2,664,318

The NMSI Warrants were accounted for as a liability in accordance with ASC 815-40 and are presented within liabilities in the balance sheet. The Warrant liabilities are measured at fair value.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2025:

Fair Value
Measurement
Using Level 3
Inputs Total
Balance, December 31, 2024	$-
Initial fair value	2,480,500
Change in fair value of derivative warrant liabilities	183,818
Balance, June 30, 2025	$2,664,318

The Company used a Monte Carlo simulation model to value the Public Warrants, Private Placement Warrants and NMSI Warrants at April 24, 2025.

April 24,
2025
Public Warrants	$3,036,621
NMSI Warrants	2,480,500
Private Placement Warrants	941,892

The Company used the following assumptions to value the Public Warrants, Private Placement Warrants and NMSI Warrants at April 24, 2025.

Volatility	6.6%
Risk Free Rate	3.8%
Dividends	$0.00
Market Adjustment	16.7%
Weighted Term	2.83 years

The Company used the following assumptions to value the NMSI Warrants at June 30, 2025.

Volatility	11.7%
Risk Free Rate	3.74%
Dividends	$0.00
Market Adjustment	13.9%
Stock Price	$10.09
Weighted Term	1.43 years

NOTE 10 — SEGMENT INFORMATION

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	June 30, 2025	December 31, 2024
Cash	$969,890	$2,232
Investments held in Trust Account	$227,858,912	$-

	For the Six Months Ended June 30, 2025	For the Three Months Ended June 30, 2025
General and administrative expenses	$276,512	$236,916

Interest income earned on investments held in Trust Account	$1,733,912	$1,733,912

Formation and operating expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also evaluates general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net loss are reported on the condensed statements of operations and described within their respective disclosures.

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

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

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete our initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, consider selling its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since July 26, 2024 (inception) through June 30, 2025 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering, and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after the completion of our Business Combination. Following our Initial Public Offering, we have generated non-operating income in the form of interest income on investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had net income of $2,939,147 which was primarily due to interest earned on investments held in the Trust Account of $1,733,912, interest earned on cash held in operating accounts of $6,469, and the change in fair value of warrant liability of $1,435,682, partially offset by formation and operating costs of $236,916.

For the six months ended June 30, 2025, we had net income of $2,899,551 which was primarily due to interest earned on investments held in the Trust Account of $1,733,912, interest earned on cash held in operating accounts of $6,469, and the change in fair value of warrant liability of $1,435,682, partially offset by formation and operating costs of $276,512.

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

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and taxes payable), to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters are entitled to a deferred underwriting fee of $0.40 per share, or up to $9,000,000 in the aggregate. The deferred fee will become payable to the underwriters based on the percentage of funds remaining in the Trust Account after redemptions of Public Shares, for deferred underwriting commissions to be placed in a Trust Account located in the United States solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies and Estimates

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

A critical accounting estimate to our financial statements is the estimated fair value of our warrant liability. Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

Warrant Liabilities

We account for the Public Warrants issued in connection with the Initial Public Offering, the Private Placement Warrants and the NMSI Private Placement Warrants in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging”. Under ASC 815-40, the Public Warrants and the Private Placement Warrants meet the criteria for equity treatment and as such are recorded in shareholders’ deficit. The NMSI Private Placement Warrants do not meet the criteria for equity treatment and as such are recorded as a liability and remeasured each period with changes recorded in the condensed statements of operations. If the Public and Private Placement Warrants no longer meet the criteria for equity treatment, they will record as a liability and remeasured each period with changes recorded in the condensed statements of operations.

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Net Income Per Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. We apply the two-class method in calculating earnings per share. The net income is allocated to each class of shares using an allocation of total shares, which is then divided by the total shares for the respective class.

We did not consider the effect of the Warrants issued in connection with the Initial Public Offering and the Private Placement in the calculation of diluted income per share because their exercise is contingent upon future events. As a result, diluted net income per Ordinary Share is the same as basic net income per Ordinary Share. Accretion associated with the redeemable Class A Ordinary Shares is excluded from income per Ordinary Share as the redemption value approximates fair value.

Recent Accounting Standards

In November 2023, the FASB issued Accounting Standards Update 2023-07 — Segment Reporting — Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This update requires public entities to disclose its significant segment expense categories and amounts for each reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. As of June 30, 2025, we reported our operations as a single reportable segment, noting no disaggregation of Company activities, management or allocation of resources by geographic region, business activity or organizational method, thus this new guidance does not affect the disclosures.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement and (ii) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 as filed with the SEC on June 6, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Use of Proceeds

There have been no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by the Report. For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, as filed with the SEC on June 6, 2025. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS VENTURES ACQUISITION III CORP

Date: August 14, 2025	By:	/s/ E. Scott Crist
	Name:	E. Scott Crist
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ R. Greg Smith
	Name:	R. Greg Smith
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)