Form 10-Q
period 2025-09-30
Texas Ventures Acquisition III Corp
filed 2025-11-19
CIK 2033991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-42609

Texas Ventures Acquisition III Corp

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1802457
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1012 Springfield Avenue Mountainside, New Jersey	07092
(Address of principal executive offices)	(Zip Code)

(201) 985-8300

(Registrant’s telephone number, including area code)

5090 Richmond Ave, Suite 319

Houston, Texas 77056

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

As of November 19, 2025, there were 22,500,000 Class A ordinary shares, par value $0.0001 per share, and 7,500,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

TEXAS VENTURES ACQUISITION III CORP

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

		Page
PART I - FINANCIAL INFORMATION		1
Item 1.	Unaudited Condensed Financial Statements	1
	Condensed Balance Sheets as of September 30, 2025 (unaudited) and December 31, 2024	1
	Condensed Unaudited Statements of Operations for the three and nine months ended September 30, 2025 and for the period from July 26, 2024 (inception) through September 30, 2024	2
	Condensed Unaudited Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2025 and for the period from July 26, 2024 (inception) through September 30, 2024	3
	Condensed Unaudited Statements of Cash Flows for the nine months ended September 30, 2025 and for the period from July 26, 2024 (inception) through September 30, 2024	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24
Item 4.	Controls and Procedures	25
PART II - OTHER INFORMATION		26
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	27
SIGNATURES		28

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated April 22, 2025, which we entered into with our Prior Sponsor (as defined below), and which was terminated effective September 18, 2025 as of the closing of the transactions provided for by the Purchase Agreement;
●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;
●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;
●	“ASU” are to the FASB Accounting Standards Update;
●	“Board of Directors” or “Board” are to our board of directors;
●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;
●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;
●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;
●	“Clear Street” means Clear Street LLC;
●	“Cohen & Company” means Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC;
●	“Combination Period” are to the eighteen-month period, from the closing of the Initial Public Offering (as defined below) to October 24, 2026 (or such earlier date as determined by the Board) that we have to consummate an initial Business Combination; provided that the Combination Period may be extended pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;
●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands, as may be amended from time to time;
●	“Company,” “our,” “we” or “us” are to Texas Ventures Acquisition III Corp, a Cayman Islands exempted company;
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Public Warrants (as defined below);
●	“Deferred Fee” are to the additional fee of up to 4% of the gross proceeds of the Initial Public Offering to which the underwriters to the Initial Public Offering are entitled that is payable only upon our completion of the initial Business Combination and based on the percentage of funds remaining in the Trust Account (as defined below) after redemptions of public shares;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“FASB” are to the Financial Accounting Standards Board;
●	“Founder Shares” are to the Class B Ordinary Shares initially purchased by our Prior Sponsor prior to the Initial Public Offering and the Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares at the time of our Business Combination as described herein (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below)). Following closing of the transactions provided for by the Purchase Agreement (as defined below), the Founder Shares are held by the New Sponsor (as defined below);
●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on April 24, 2025;
●	“Insider Letter” are to the letter agreement, dated September 18, 2025, by and among the Company, the New Sponsor and the individuals designated to become officers and directors upon the closing of the transactions provided for by the Purchase Agreement, addressing, among other things, voting obligations and certain transfer restrictions applicable to the New Sponsor and such individuals;
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Prior Sponsor on August 1, 2024 and as amended and restated on March 14, 2025;
●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on February 10, 2025, as amended, and declared effective on April 22, 2025 (File No. 333-284793);
●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
●	“Letter Agreement” are to the Letter Agreement, dated April 22, 2025, which we entered into with our Prior Sponsor and the individuals then serving as our directors and officers, which, pursuant to the Waiver of Joinder Requirement under Insider Letter and the Purchase Agreement, dated September 18, 2025, did not require the New Sponsor to execute a joinder and was terminated effective as of the closing of the transactions provided for by the Purchase Agreement;
●	“Management” or our “Management Team” are to our executive officers and directors;
●	“non-managing sponsor investors” means seven institutional investors (none of which are affiliated with any member of Management, other members of our Prior Sponsor or any other investor) that prior to September 18, 2025, purchased, indirectly, through the purchase of non-managing sponsor membership interests in the Prior Sponsor, an aggregate of 4,100,000 Private Placement Warrants (defined below) at a price of $1.00 per warrant ($4,100,000 in the aggregate); in connection with the non-managing sponsor investor indirectly purchasing, through the Prior Sponsor, the NMSI Private Placement Warrants (defined below) allocated to it in connection with the closing of this offering, the Sponsor issued membership interests at a nominal purchase price to the non-managing sponsor investors at the closing of the IPO reflecting interests in an aggregate of 3,280,000 Founder Shares then held by the Prior Sponsor. Pursuant to the Purchase Agreement, the non‑managing sponsor investors have no further rights, claims or interests in or to any securities of the Company (other than any Public Units, Public Shares or Public Warrants they may hold), and all such Private Placement Warrants are held by the New Sponsor following the closing of the transactions provided for by the Purchase Agreement;
●	“NMSI Private Placement Warrants” means the subset of Private Placement Warrants that, prior to September 18, 2025, were designated to be distributed to non-managing sponsor investors by the Prior Sponsor upon closing of our initial Business Combination. Following the closing of the transactions provided for by the Purchase Agreement on September 18, 2025, no such Private Placement Warrants are held by, or are distributable to, any non‑managing sponsor investor, and no consent, exchange or other special rights applicable solely to the NMSI Private Placement Warrants are in effect, and all such Private Placement Warrants are held by the New Sponsor following the closing of the transactions provided for by the Purchase Agreement;
●	“Nasdaq” are to the Nasdaq Stock Market LLC;
●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its Initial Public Offering registration statement;
●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;
●	“New Sponsor” are to Yorkville Acquisition Sponsor II, LLC, a Florida limited liability company;

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;
●	“Over-Allotment Option” are to the 45-day option that the underwriters of the Initial Public Offering had to purchase up to an additional 3,000,000 Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was partially exercised;
●	“Prior Sponsor” are to TV Partners III, LLC, a Delaware Limited Liability Company;
●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering;
●	“Private Placement Warrants” are to the warrants initially issued to our Prior Sponsor and the underwriters of the Initial Public Offering in the Private Placement, with each Private Placement Warrant entitling the holder to purchase one Class A Ordinary Share. Following the closing of the transactions provided for by the Purchase Agreement, the 4,700,000 Private Placement Warrants originally issued to the Prior Sponsor have been sold by the Prior Sponsor to, and are held by, the New Sponsor (subject to permitted transfers), and the remaining Private Placement Warrants are held by the underwriters (or their permitted transferees). For the avoidance of doubt, there no longer are any Private Placement Warrants issued indirectly to the non‑managing sponsor investors;
●	“Private Placement Warrants Purchase Agreements” are to the Private Placement Warrants Purchase Agreement, dated April 22, 2025, by and between us and the Prior Sponsor, and the Private Placement Warrants Purchase Agreement, dated April 22, 2025, by and among us, Cohen & Company and Clear Street (in each case as amended, restated, supplemented or otherwise modified from time to time);
●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Public Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);
●	“Public Shareholders” are to the holders of our Public Shares, including our initial shareholders, Management and any non-managing sponsor investors to the extent our initial shareholders, members of Management, and/or any non-managing sponsor investors purchase public shares, provided that the each initial shareholder’s, member of Management, and any non-managing sponsor investors’ status as a “Public Shareholder” will only exist with respect to such Public Share;
●	“Public Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant;
●	“Public Warrants” are to the redeemable warrants sold as part of the Public Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market), with each Public Warrant entitling the holder to purchase one Class A Ordinary Share;
●	“Purchase Agreement” means that certain Purchase Agreement, dated September 18, 2025, by and among the Company, our Prior Sponsor, and our New Sponsor, as it may be amended, restated, supplemented or otherwise modified from time to time;
●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated April 22, 2025, by and among the Company, the Prior Sponsor, Cohen & Company, Clear Street, and certain security holders party thereto, as joined and amended by the Joinder to and Amendment of the Registration Rights Agreement, dated September 18, 2025, by the New Sponsor (acknowledged and accepted by the Company and the Prior Sponsor), and as further amended, restated, supplemented or otherwise modified from time to time;
●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025;
●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“SPAC” are to a special purpose acquisition company;
●	“Sponsor” are to the Prior Sponsor prior to the closing of the Purchase and the New Sponsor post the closing of the Purchase;
●	“Trust Account” are to the U.S.-based trust account in which an amount of $226,125,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;
●	“Trust Agreement” are to the Investment Management Trust Agreement, dated April 22, 2025, which we entered into with Continental, as trustee of the Trust Account;
●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant;
●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;
●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm; and
●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

v

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

TEXAS VENTURES ACQUISITION III CORP

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current Assets:
Cash	$876,477	$2,232
Prepaid expenses	127,548	4,566
Total Current Assets	1,004,025	6,798

Prepaid expenses, non-current	58,333	—
Investments held in Trust Account	230,239,464	—
Deferred offering costs	—	248,425
Total Assets	$231,301,822	$255,223

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses	$19,912	$—
Accrued offering costs	—	122,760
Promissory note – related party	—	152,200
Total Current Liabilities	19,912	274,960

Warrant liability	6,133,664	—
Deferred underwriting commissions	9,000,000	—
Total Liabilities	15,153,576	274,960

Commitments and contingencies (Note 6)
Class A ordinary shares subject to possible redemption; 22,500,000 and 0 shares (at redemption value of $10.23 and $0) at September 30, 2025 and December 31, 2024, respectively	230,239,464	—
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at September 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, none issued or outstanding at September 30, 2025 and December 31, 2024	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 7,500,000 and 7,666,667 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	750	767
Additional paid-in capital	—	24,233
Accumulated deficit	(14,091,968)	(44,737)
Total Shareholders’ Deficit	(14,091,218)	(19,737)
Total Liabilities and Shareholders’ Deficit	$231,301,822	$255,223

See accompanying notes to the condensed financial statements.

TEXAS VENTURES ACQUISITION III CORP

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

			For the
	For the	For the	Period from July 26,
	Three Months Ended	Nine Months Ended	(inception) through
	September 30,	September 30,	September 30,
	2025	2025	2024
EXPENSES
General and administrative expenses	$151,150	$427,662	$26,450
TOTAL EXPENSES	$151,150	$427,662	$26,450

OTHER INCOME (LOSS)
Interest income earned on investments held in Trust Account	2,380,552	4,114,464	—
Interest income earned on cash held in operating account	10,674	17,143	—
Forgiveness of debt	28,614	28,614	—
Change in the fair value of warrant liability	(3,469,346)	(2,033,664)	—
TOTAL OTHER INCOME (LOSS), NET	(1,049,506)	2,126,557	—

Net income (loss)	$(1,200,656)	$1,698,895	$(26,450)

Basic weighted average shares outstanding, Class A ordinary shares subject to possible redemption	20,000,000	11,648,352	—
Basic net income (loss) per share, Class A ordinary shares subject to possible redemption	$(0.04)	$0.09	$—
Diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	20,000,000	11,648,352
Diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$(0.04)	$0.09	$
Basic weighted average shares outstanding, Class B non-redeemable ordinary shares	7,500,000	7,152,015	6,666,667
Basic net income (loss) per share, Class B non-redeemable ordinary shares	$(0.04)	$0.09	$(0.00)
Diluted weighted average shares outstanding, Class B non-redeemable ordinary shares	7,500,000	7,222,222	6,666,667
Diluted net income (loss) per share, Class B non-redeemable ordinary shares	$(0.04)	$0.09	$(0.00)

See accompanying notes to the condensed financial statements.

TEXAS VENTURES ACQUISITION III CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND FOR THE PERIOD FROM JULY 26, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

(UNAUDITED)

	Class B		Additional
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2025	7,666,667	$767	$24,233	$(44,737)	$(19,737)
Net loss	—	—	—	(39,596)	(39,596)
Balance, March 31, 2025	7,666,667	$767	$24,233	$(84,333)	$(59,333)
Forfeiture of Class B ordinary shares	(166,667)	(17)	17	—	—
Sale of Private Placement Warrants	—	—	3,468,500	—	3,468,500
Fair value of public warrants at issuance	—	—	3,037,500	—	3,037,500
Accretion for Class A Ordinary Shares to redemption amount	—	—	(6,333,417)	(13,365,574)	(19,698,991)
Allocated value of transaction costs to Class A Ordinary Shares	—	—	(196,833)	—	(196,833)
Net income	—	—	—	2,939,147	2,939,147
Balance, June 30, 2025	7,500,000	$750	$—	$(10,510,760)	$(10,510,010)
Remeasurement of ordinary shares to redemption value	—	—	—	(2,380,552)	(2,380,552)
Net loss	—	—	—	(1,200,656)	(1,200,656)
Balance, September 30, 2025	7,500,000	$750	$—	$(14,091,968)	$(14,091,218)

	Class B		Additional
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, July 26, 2024	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	7,666,667	767	24,233	—	25,000
Net loss	—	—	—	(26,450)	(26,450)
Balance, September 30, 2024	7,666,667	$767	$24,233	$(26,450)	$(1,450)

See accompanying notes to the condensed financial statements.

TEXAS VENTURES ACQUISITION III CORP

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

		For the Period
	For the	from July 26, 2024
	Nine Months Ended	(inception) through
	September 30,	September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$1,698,895	$(26,450)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(4,114,464)	—
Change in the fair value of warrant liability	2,033,664	—
Changes in operating assets and liabilities:
Prepaid expenses	(181,315)	(5,200)
Deferred offering costs	248,425	(43,780)
Accrued expenses	19,912	—
Accrued offering costs	(122,760)	—
Due to related party	—	750
Net Cash used in Operating Activities	(417,643)	(74,680)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(226,125,000)	—
Net Cash used in Investing Activities	(226,125,000)	—

Cash Flows from Financing Activities:
Proceeds from the sale of Units	226,125,000	—
Proceeds from promissory note – related party	397,800	55,000
Payment of promissory note – related party	(550,000)	—
Proceeds from sale of private placement warrants	6,968,750	—
Proceeds from issuance of Class B ordinary shares	—	25,000
Payment of underwriting fee	(4,500,000)	—
Payment of offering costs	(1,024,662)	—
Net Cash Provided by Financing Activities	227,416,888	80,000
Net change in cash	874,245	5,320
Cash at beginning of period	2,232	—
Cash at end of period	$876,477	$5,320

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ discount payable	$9,000,000	$—
Deferred offering costs included in accrued offering costs	$—	$8,288

See accompanying notes to the condensed financial statements.

TEXAS VENTURES ACQUISITION III CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (UNAUDITED)

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

Simultaneously with the closing of the IPO, the Company completed the private sale of 7,568,750 warrants (the “Private Placement Warrants”) to the Prior Sponsor, Cohen & Company and Clear Street at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $7,568,750. The Private Placement Warrants are identical to the Warrants sold in the Initial Public Offering, except as otherwise noted in Note 8.

On September 18, 2025, the Company, the Prior Sponsor and the New Sponsor entered into the Purchase Agreement. Pursuant to the Purchase Agreement, the New Sponsor (i) purchased from the Prior Sponsor (a) 7,500,000 shares of Class B Ordinary Shares and (b) 4,700,000 Private Placement Warrants, for an aggregate purchase price of $7,400,000 and (ii) upon closing, became the sponsor of the Company (together, the “Purchase”).

As conditions to the closing of the Purchase, all of the then-existing members of the Board of Directors (the “Prior Board”) and then-existing officers of the Company resigned, and the New Sponsor designated a new board of directors and new management team, which were appointed immediately prior to the closing of the Purchase. The New Sponsor also agreed, among other things, to (i) execute a joinder agreement (the “Joinder”) to become a party to the Registration Rights Agreement, and (ii) enter into the Insider Letter with the Company,” providing for, among other things, voting obligations and certain transfer restrictions. The Prior Sponsor and the Company, among other things, agreed to cause all parties to the Letter Agreement to, execute a waiver to certain requirements of the Letter Agreement such that the New Sponsor need not execute a joinder or become a party to the Letter Agreement.

In addition to the foregoing, the closing of the Purchase was conditional on, among other things, (i) the termination of all Company related party contracts and certain commercial arrangements, (ii) the payment of all outstanding invoices of the Company by the closing, (iii) the Company holding at least $875,000 in cash or cash equivalents, exclusive of the trust account, after payment of all outstanding liabilities, and (iv) the Company’s continued listing on the Nasdaq through the closing. Although the Purchase Agreement included as a condition to closing the execution of a written waiver by the Underwriters of the Company’s Initial Public Offering, reducing their rights to receive the deferred underwriting fee contemplated by the Underwriting Agreement, to a new agreed amount, this condition was not satisfied at closing of the Purchase. The New Sponsor consummated the Purchase notwithstanding the failure of this condition to be satisfied. The other conditions to the closing of the Purchase were satisfied.

Upon the closing of the Purchase, the New Sponsor became the sponsor of the Company, the new directors and officers designated by the New Sponsor assumed their positions, and, in accordance with the terms of the Joinder to become a party to the Registration Rights Agreement, the New Sponsor became a party to the Registration Rights Agreement.

Seven institutional investors (“non-managing sponsor investors”) previously purchased, indirectly, through the purchase of non-managing sponsor membership interests, an aggregate of 4,100,000 Private Placement Warrants at a price of $1.00 per warrant

($4,100,000 in the aggregate). In connection with the such indirect purchase through the Prior Sponsor, the Prior Sponsor issued membership interests at a nominal purchase price to the non-managing sponsor investors reflecting interests in an aggregate of 3,280,000 Founder Shares then held by the Prior Sponsor. Historically, the NMSI Private Placement Warrants were held by the Prior Sponsor and designated to be transferred to the non-managing sponsor investors only upon the consummation of an initial Business Combination. Following the closing of the transactions provided for by the Purchase Agreement on September 18, 2025, the non-managing sponsor investors have no further rights, claims or interests in or to any Sponsor‑held securities (including any NMSI Private Placement Warrants or NMSI Shares), and there are no NMSI‑specific consent, exchange or other special rights in effect.

Transaction costs for the Initial Public Offering amounted to $14,006,902, consisting of $4,500,000 of cash underwriting fees, $9,000,000 of deferred underwriting fees, and $506,902 of other offering costs.

On April 24, 2025, the underwriters partially exercised the over-allotment option of 2,500,000 Units and informed the Company that they would not further exercise the option for the remaining 500,000 Units. As a result, the Prior Sponsor forfeited an aggregate 166,667 Founder Shares of the Company, par value $0.0001 per share. Such forfeited shares were cancelled by the Company upon consummation of the Initial Public Offering.

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

If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives an ordinary resolution under Cayman Islands law and its Amended and Restated Articles approving a Business Combination, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or by proxy at the applicable general meeting of the Company, or such other vote as required by law or stock exchange rule. If the Company’s Business Combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of its Business Combination will also require a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Articles, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange

Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Prior Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination and waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting and, if they do vote, irrespective of whether they vote for or against the proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Articles provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Articles (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment.

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

Going Concern Considerations

At September 30, 2025, the Company had cash of $876,477 and working capital of $984,113.

Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). Management expects the Company to incur significant expenses as a result of identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. As a result, management has determined that the current liquidity condition of the Company, coupled with the fact that the Company is within one year of mandatory liquidation, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on April 24, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 1, 2025. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2025 and December 31, 2024.

Offering Costs Associated with the Initial Public Offering

The offering costs consisted of legal, accounting, underwriting and other costs incurred that were directly related to the Initial Public Offering and that were charged to shareholders’ deficit upon the completion of the Initial Public Offering.

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate the Initial Public Offering proceeds from the Units between ordinary shares and warrants, using the residual method by allocating the Initial Public Offering proceeds first to assigned value of the warrants and then to the ordinary shares. Offering costs allocated to the Public Shares are charged to temporary equity and offering costs allocated to the Public and Private Placement Warrants are charged to shareholders’ deficit as Public and Private Placement Warrants after management’s evaluation are accounted for under equity treatment. Offering costs allocated the NMSI Private Placement Warrants were charged to the statements of operations as the NMSI Warrants after management’s evaluation are accounted for as liabilities.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Investments Held in Trust Account

As of September 30, 2025, the Company had $230,239,464 invested in mutual funds held in the Trust Account. The Company’s portfolio of investments held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act.

Net Income (Loss) per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Basic weighted average shares were reduced for the 1,000,000 shares subject to forfeiture and were subsequently adjusted following the partial exercise by the underwriters (see Note 5). The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. Diluted earnings per share differs from basic earnings per share. For diluted earnings per share, the Class B non-redeemable ordinary shares subject to forfeiture are included in the calculation of total diluted shares at the beginning of the interim period in which the contingency was resolved. For basic earnings per share, the forfeited Class B non-redeemable ordinary shares are considered forfeited on the date of forfeiture.

The following tables reflect the calculation of basic net income (loss) per ordinary share.

For the
Nine Months Ended
September 30,
2025
Class A ordinary shares subject to possible redemption
Numerator: Allocation of net income, basic	$1,052,603
Denominator: Basic weighted average shares outstanding	11,648,352
Basic net income per Class A Ordinary share subject to possible redemption	$0.09
Class B Non-redeemable ordinary shares
Numerator: Allocation of net income, basic	$646,292
Denominator: Basic weighted average shares outstanding	7,152,015
Basic net income per Class B Ordinary Share	$0.09

For the
Three Months Ended
September 30,
2025
Class A ordinary shares subject to possible redemption
Numerator: Allocation of net loss, basic	$(873,204)
Denominator: Basic weighted average shares outstanding	20,000,000
Basic net loss per Class A Ordinary share subject to possible redemption	$(0.04)
Class B Non-redeemable ordinary shares
Numerator: Allocation of net loss, basic	$(327,452)
Denominator: Basic weighted average shares outstanding	7,500,000
Basic net loss per Class B Ordinary Share	$(0.04)

For the Period from
July 26, 2024 (Inception) through
September 30,
2024
Class A ordinary shares subject to possible redemption
Numerator: Allocation of net loss, basic	$—
Denominator: Basic weighted average shares outstanding	—
Basic net loss per Class A Ordinary share subject to possible redemption	$—
Class B Non-redeemable ordinary shares
Numerator: Allocation of net loss, basic	$(26,450)
Denominator: Basic weighted average shares outstanding	6,666,667
Basic net loss per Class B Ordinary Share	$(0.00)

The following tables reflect the calculation of diluted net income (loss) per ordinary share.

For the
Nine Months Ended
September 30,
2025
Class A ordinary shares subject to possible redemption
Numerator: Allocation of net income, diluted	$1,048,687
Denominator: Diluted weighted average shares outstanding	11,648,352
Diluted net income per Class A Ordinary share subject to possible redemption	$0.09
Class B Non-redeemable ordinary shares
Numerator: Allocation of net income, diluted	$650,208
Denominator: Diluted weighted average shares outstanding	7,222,222
Diluted net income per Class B Ordinary Share	$0.09

For the
Three Months Ended
September 30,
2025
Class A ordinary shares subject to possible redemption
Numerator: Allocation of net loss, diluted	$(873,204)
Denominator: Diluted weighted average shares outstanding	20,000,000
Diluted net loss per Class A Ordinary share subject to possible redemption	$(0.04)
Class B Non-redeemable ordinary shares
Numerator: Allocation of net loss, diluted	$(327,452)
Denominator: Diluted weighted average shares outstanding	7,500,000
Diluted net loss per Class B Ordinary Share	$(0.04)

For the Period from
July 26, 2024 (Inception) through
September 30,
2024
Class A ordinary shares subject to possible redemption
Numerator: Allocation of net loss, diluted	$—
Denominator: Diluted weighted average shares outstanding	—
Diluted net loss per Class A Ordinary share subject to possible redemption	$—
Class B Non-redeemable ordinary shares
Numerator: Allocation of net loss, diluted	$(26,450)
Denominator: Diluted weighted average shares outstanding	6,666,667
Diluted net loss per Class B Ordinary Share	$(0.00)

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

Warrant Instruments

The Company accounts for the Public Warrants issued in connection with the Initial Public Offering, the Private Placement Warrants and the NMSI Private Placement Warrants in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging”. Under ASC 815-40, the Public Warrants and the Private Placement Warrants meet the criteria for equity treatment and as such are recorded in shareholders’ deficit. The NMSI Private Placement Warrants do not meet the criteria for equity treatment and as such are recorded as a liability and remeasured each period with changes recorded in the condensed statements of operations. If the Public and Private Placement Warrants no longer meet the criteria for equity treatment, they will record as a liability and be remeasured each period with changes recorded in the condensed statements of operations.

Class A Ordinary Shares Subject to Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Accordingly, as of September 30, 2025, the Class A ordinary shares subject to redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$225,000,000
Less: Proceeds allocated to public warrants	(3,037,500)
Less: Class A ordinary share issuance costs	(13,802,579)
Add: Remeasurement of carrying value to redemption value	19,698,991
Class A ordinary shares subject to redemption, June 30, 2025	$227,858,912
Add: Remeasurement of carrying value to redemption value	2,380,552
Class A ordinary shares subject to possible redemption, September 30, 2025	$230,239,464

Recent Accounting Standards

In November 2023, the FASB issued Accounting Standards Update 2023-07, “Segment Reporting — Improvements to Reportable Segment Disclosures.” This update requires public entities to disclose its significant segment expense categories and amounts for each reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. As of September 30, 2025, the Company reported its operations as a single reportable segment, noting no disaggregation of Company activities, management or allocation of resources by geographic region, business activity or organizational method, thus this new guidance does not affect the disclosures. See Note 10 for further information.

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

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the consummation of the Initial Public Offering on April 24, 2025 and the sale of the Units, the Company consummated the Private Placement of Private Placement Warrants. The Prior Sponsor, Cohen & Company and Clear Street purchased an aggregate of 7,568,750 warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or $7,568,750. Cohen & Company and Clear Street purchased an aggregate of 2,868,750 Private Placement Warrants and the Prior Sponsor purchased 4,700,000 Private Placement Warrants (including the 4,100,000 NMSI Private Placement Warrants). Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants was placed in the Trust Account with the net proceeds from the Initial Public Offering. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of an initial Business Combination, subject to certain exceptions (see Note 8).

NOTE 5 — RELATED PARTIES

Founder Shares

On August 1, 2024, the Prior Sponsor received 7,666,667 of the Company’s Class B ordinary shares (the “Founder Shares”) in exchange for a payment of $25,000.

On April 24, 2025, 166,667 Founder Shares were forfeited as the underwriters did not fully exercise the over-allotment option.

On September 18, 2025, pursuant to the Purchase Agreement, the Prior Sponsor sold 7,500,000 Founder Shares and 4,700,000 Private Placement Warrants to the New Sponsor for an aggregate purchase price of $7,400,000, and, upon closing, the New Sponsor became the Company’s sponsor.

The New Sponsor has agreed not to transfer or sell any of their Founder Shares and any Class A ordinary shares issuable upon conversion thereof until the closing of the Company’s initial Business Combination; except to affiliates, members or partners of the Sponsor or their affiliates, or any employees of such affiliates, provided that in each case the transferee agrees in writing to be bound by the terms of the Insider Letter. In connection with the Purchase, the parties also entered into a joinder to and amendment of the Registration Rights Agreement that removed lock‑up obligations under that agreement for the New Sponsor.

General and Administrative Services

Commencing on the effective date of the Initial Public Offering on April 24, 2025 and through the earlier of the Company’s consummation of a Business Combination or its liquidation, the Company has agreed to pay the Sponsor or an affiliate thereof a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. For the nine months ended September 30, 2025, the Company had incurred and paid the Prior Sponsor $50,000 of administrative costs. Pursuant to the Purchase Agreement executed on September 18, 2025, the Administrative Services Agreement with the Prior Sponsor was terminated and no further fees accrue thereafter.

Due from Prior Sponsor

As of April 24, 2025, the consummation date of the Initial Public Offering, the Prior Sponsor had not transferred funds totaling $600,000 from the Prior Sponsor’s account to the Company’s operating account for the purchase of Private Warrants. As such, there was an amount due from the Prior Sponsor of $600,000 as of April 24, 2025. On May 1, 2025, the Prior Sponsor transferred these funds to the operating account and settled the $600,000 balance.

Promissory Notes — Related Party

On August 1, 2024, the Prior Sponsor issued an unsecured promissory note (the “Promissory Note”) to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of up to $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2024, or (ii) the consummation of the Initial Public Offering. On March 14, 2025, the Company amended and restated the Promissory Note to extend the maturity date of the Promissory Note from December 31, 2024 to December 31, 2025. As of September 30, 2025 and December 31, 2024, there was $0 and $152,200 outstanding under the Promissory Note, respectively. As of September 30, 2025 the Promissory Note is not available for further draw down.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2025 and December 31, 2024, there was no amount outstanding under the Working Capital Loans.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2025 and December 31, 2024, there were no Class A Ordinary Shares issued or outstanding, excluding 22,500,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2025 and December 31, 2024, there were 7,500,000 and 7,666,667 Class B ordinary shares issued and outstanding, respectively. On April 24, 2025, 166,667 of the 1,000,000 Founder Shares subject to forfeiture were forfeited as the underwriters did not fully exercise the over-allotment option. Only holders of the Class B ordinary shares have the right to vote on the appointment of directors prior to the Business Combination. Only holders of the Class B ordinary shares will have the right to vote on the appointment of directors of the Company prior to the Business Combination.

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

NOTE 8 — WARRANTS

In connection with the Initial Public Offering as of April 24, 2025, and as of September 30, 2025, there were 18,818,500 warrants outstanding, including 11,250,000 Public Warrants, 7,568,750 Private Placement Warrants (inclusive of the 4,100,000 NMSI Private Placement Warrants owned by the Prior Sponsor that were allocated to the non-managing sponsor investors as a result of the non-managing sponsor investor’s membership interests in the Prior Sponsor).

On September 18, 2025, the Company, the Prior Sponsor and the New Sponsor entered into the Purchase Agreement. Pursuant to the Purchase Agreement, the New Sponsor (i) purchased from the Prior Sponsor (a) 7,500,000 shares of Class B Ordinary Shares and (b) 4,700,000 Private Placement Warrants (including the 4,100,000 NMSI Private Placement Warrants) for an aggregate purchase price of $7,400,000 and (ii) upon closing, became the sponsor of the Company. After the closing of the Purchase Agreement, the non-managing sponsor investors ceased to have any rights, claims, or interests in or to any Sponsor held securities.

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

Redemption of Warrants. When the price per Class A ordinary share equals or exceeds $18.00, the warrants become exercisable and the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period to each warrant holder; and
●	if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganization, recapitalizations and the like).
●	for any 10 trading days within a 20-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to warrant holders.

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

NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value at September 30, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The Company did not have any fair value measurements as of December 31, 2024.

		September 30,
Description	Level	2025
Assets:
Investments held in Trust Account	1	$230,239,464
Liabilities:
Warrant Liability – NMSI Warrants	3	$6,133,664

The NMSI Warrants were accounted for as a liability in accordance with ASC 815-40 and are presented within liabilities in the balance sheet. The Warrant liabilities are measured at fair value.

The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2025:

Fair Value
Measurement
Using Level 3
Inputs Total
Balance, December 31, 2024	$—
Initial fair value	4,100,000
Change in fair value of derivative warrant liabilities	2,033,664
Balance, September 30, 2025	$6,133,664

The Company used a Monte Carlo simulation model to value the NMSI Warrants at April 24, 2025.

April 24,
2025
NMSI Warrants	$2,480,500

The Company used the following assumptions to value the Public Warrants, Private Placement Warrants and NMSI Warrants at April 24, 2025.

Volatility	6.6%
Risk Free Rate	3.8%
Dividends	$0.00
Market Adjustment	16.7%
Stock Price	$9.87
Weighted Term (years)	2.83

The Company used the following assumptions to value the NMSI Warrants at September 30, 2025.

Volatility	24.8%
Risk Free Rate	3.65%
Dividends	$0.00
Market Adjustment	18.9%
Stock Price	$10.71
Weighted Term (years)	1.41

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

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment.

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

	September 30,	December 31,
	2025	2024
Cash	$876,477	$2,232
Investments held in Trust Account	$230,239,464	$—

	For the	For the
	Nine Months Ended	Three Months Ended
	September 30,	September 30,
	2025	2025
General and administrative expenses	$427,662	$151,150

Interest income earned on investments held in Trust Account	$4,114,464	$2,380,552

For the
Period from July
26, 2024 (Inception) through
September 30, 2024
General and administrative expenses	$26,450

Interest income earned on investments held in Trust Account	$—

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also evaluates general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since July 26, 2024 (inception) through September 30, 2025 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering, and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after the completion of our Business Combination. Following our Initial Public Offering, we have generated non-operating income in the form of interest income on investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had a net loss of $1,200,656 which was primarily due to interest earned on investments held in the Trust Account of $2,380,552, interest earned on cash held in operating accounts of $10,674, and forgiveness of debt of $28,614, partially offset by change in fair value of warrant liability of $3,469,346 and general and administrative expenses of $151,150.

For the nine months ended September 30, 2025, we had net income of $1,698,895 which was primarily due to interest earned on investments held in the Trust Account of $4,114,464, interest earned on cash held in operating accounts of $17,143, and forgiveness of debt of $28,614, partially offset the change in fair value of warrant liability of $2,033,664 and general and administrative expenses of $427,662.

For the period from July 26, 2024 (Inception) through September 30,2024, we had a net loss of $26,450 which was primarily due to general and administrative expenses of $26,450.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares by the Prior Sponsor and loans from the Prior Sponsor.

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

Our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination may be less than the actual amount necessary to do so, in which case we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

We may need to raise additional capital through loans or additional investments from our Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and our Sponsor may, but are not obligated to, loan us funds as may be required. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions, coupled with being one year from mandatory liquidation, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time which is considered to be one year from the date of the issuance of the unaudited condensed financial statements, the date that we will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. The unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. We previously had a monthly administrative services of $10,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on April 24, 2025. Pursuant to the Purchase Agreement executed on September 18, 2025, the Administrative Services Agreement with the Prior Sponsor was terminated.

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

Warrant Liabilities

We account for the Public Warrants issued in connection with the Initial Public Offering, the Private Placement Warrants and the NMSI Private Placement Warrants in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging”. Under ASC 815-40, the Public Warrants and the Private Placement Warrants meet the criteria for equity treatment and as such are recorded in shareholders’ deficit. On September 18, 2025, in connection with the Purchase Agreement, the Prior Sponsor sold 4,700,000 Private Placement Warrants (including the 4,100,000 NMSI Private Placement Warrants) to the New Sponsor. After the closing of the Purchase Agreement, the non-managing sponsor investors ceased to have any rights, claims or interests in or to any Sponsor held securities. The

NMSI Private Placement Warrants do not meet the criteria for equity treatment and as such are recorded as a liability and remeasured each period with changes recorded in the condensed statements of operations. If the Public and Private Placement Warrants no longer meet the criteria for equity treatment, they will record as a liability and remeasured each period with changes recorded in the condensed statements of operations.

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

Recent Accounting Standards

In November 2023, the FASB issued Accounting Standards Update 2023-07 — Segment Reporting — Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This update requires public entities to disclose its significant segment expense categories and amounts for each reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. As of September 30, 2025, we reported our operations as a single reportable segment, noting no disaggregation of Company activities, management or allocation of resources by geographic region, business activity or organizational method, thus this new guidance does not affect the disclosures.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by the Report. However, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreements, we completed the sale of an aggregate of 7,568,750 Private Placement Warrants to the Prior Sponsor, Cohen & Company and Clear Street in the Private Placement at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to us of $7,568,750. Of those 7,568,750 Private Placement Warrants, the Prior Sponsor purchased 4,700,000 Private Placement Warrants (including the 4,100,000 NMSI Private Placement Warrants) and Cohen & Company and Clear Street purchased an aggregate of 2,868,750 Private Placement Warrants. The Private Placement Warrants (and underlying securities) are identical to the Public Warrants, except that, so long as they are held by our Sponsor or its permitted transferees, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Warrants held by Cohen & Company and/or its designees, will not be exercisable more than five years from the commencement of sales in the IPO in accordance with FINRA Rule 5110(g)(8)(A). If we do not complete our initial Business Combination within the completion window, the Private Placement Warrants will expire worthless. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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
1.1

Underwriting Agreement, dated April 22, 2025, with Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC, as representative of the several underwriters (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed with the SEC on April 28, 2025).

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on April 28, 2025).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S‑1 (File No. 333‑284793), filed with the SEC on March 18, 2025)
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S‑1 (File No. 333‑284793)).
4.3	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S‑1 (File No. 333‑284793), filed with the SEC on March 18, 2025).
4.4

Warrant Agreement, dated April 22, 2025, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on April 28, 2025).

10.1

Securities Subscription Agreement, dated August 1, 2024, between the Company and TV Partners III, LLC (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Registration Statement on Form S‑1 (File No. 333‑284793), filed with the SEC on April 4, 2025).

10.2

Investment Management Trust Agreement, dated April 22, 2025, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on April 28, 2025).

10.3

Administrative Services Agreement, dated April 22, 2025, by and between the Company and TV Partners III, LLC (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed with the SEC on April 28, 2025).

10.4

Registration Rights Agreement, dated April 22, 2025, by and among the Company and certain security holders (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on April 28, 2025).

10.5

Private Placement Warrants Purchase Agreement, dated April 22, 2025, between the Company and TV Partners III, LLC (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on April 28, 2025).

10.6

Private Placement Warrants Purchase Agreement, dated April 22, 2025, by and among the Company, Cohen & Company Capital Markets and Clear Street LLC (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the SEC on April 28, 2025).

10.7	Amended and Restated Promissory Note issued to TV Partners III, LLC (incorporated by reference to Exhibit 10.8 of the Company’s Form S-1, as amended, filed with the SEC on April 4, 2025).
10.8	Form of Indemnity Agreement, (incorporated by reference to Exhibit 10.6 of the Company’s Form S-1, as amended, filed with the SEC on April 4, 2025).
10.9

Letter Agreement, dated April 22, 2025, by and among the Company, its officers and directors, and TV Partners III, LLC (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed with the SEC on April 28, 2025).

10.10

Purchase Agreement, dated September 18, 2025, by and among Texas Ventures Acquisition III Corp, TV Partners III, LLC, and Yorkville Acquisition Sponsor II, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on September 24, 2025).

10.11

Insider Letter, dated September 18, 2025, by and among Yorkville Acquisition Sponsor II, LLC, the Insiders and Texas Ventures Acquisition III Corp (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on September 24, 2025).

10.12

Joinder to and Amendment of the Registration Rights Agreement, dated September 18, 2025, by Yorkville Acquisition Sponsor II, LLC, and acknowledged and accepted by Texas Ventures Acquisition III Corp and TV Partners III, LLC (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on September 24, 2025).

31.1

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS VENTURES ACQUISITION III CORP

Date: November 19, 2025	By:	/s/ Kevin McGurn
	Name:	Kevin McGurn
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2025	By:	/s/ Troy Rillo
	Name:	Troy Rillo
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)