Form 10-Q
period 2026-06-30
Texas Ventures Acquisition III Corp
filed 2026-08-14
CIK 2033991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

(201) 985-8300

(Registrant’s telephone number, including area code)

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	TVACU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001	TVA	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	TVACW	The Nasdaq Stock Market LLC

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

As of August 13, 2026, there were 22,500,000 Class A ordinary shares, par value $0.0001 per share, and 7,500,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

TEXAS VENTURES ACQUISITION III CORP

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated April 22, 2025, which we entered into with our Prior Sponsor (as defined below), and which was terminated effective September 18, 2025 as of the closing of the transactions provided for by the Purchase Agreement;
●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;
●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;
●	“ASU” are to the FASB Accounting Standards Update;
●	“Board of Directors” or “Board” are to our board of directors;
●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;
●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;
●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;
●	“Clear Street” means Clear Street LLC;
●	“Cohen & Company” means Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC;
●	“Combination Period” are to the eighteen-month period, from the closing of the Initial Public Offering (as defined below) to October 24, 2026 (or such earlier date as determined by the Board) that we have to consummate an initial Business Combination; provided that the Combination Period may be extended pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;
●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands, as may be amended from time to time;
●	“Company,” “our,” “we” or “us” are to Texas Ventures Acquisition III Corp, a Cayman Islands exempted company;
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Public Warrants (as defined below);
●	“Deferred Fee” are to the additional fee of up to 4% of the gross proceeds of the Initial Public Offering to which the underwriters to the Initial Public Offering are entitled that is payable only upon our completion of the initial Business Combination and based on the percentage of funds remaining in the Trust Account (as defined below) after redemptions of public shares;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“FASB” are to the Financial Accounting Standards Board;
●	“Founder Shares” are to the Class B Ordinary Shares initially purchased by our Prior Sponsor prior to the Initial Public Offering and the Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares at the time of our Business Combination as described herein (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below)). Following closing of the transactions provided for by the Purchase Agreement (as defined below), the Founder Shares are held by the New Sponsor (as defined below);
●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on April 24, 2025;

●	“Insider Letter” are to the letter agreement, dated September 18, 2025, by and among the Company, the New Sponsor and the individuals designated to become officers and directors upon the closing of the transactions provided for by the Purchase Agreement, addressing, among other things, voting obligations and certain transfer restrictions applicable to the New Sponsor and such individuals;
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Prior Sponsor on August 1, 2024 and as amended and restated on March 14, 2025;
●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on February 10, 2025, as amended, and declared effective on April 22, 2025 (File No. 333-284793);
●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
●	“Letter Agreement” are to the Letter Agreement, dated April 22, 2025, which we entered into with our Prior Sponsor and the individuals then serving as our directors and officers, which, pursuant to the Waiver of Joinder Requirement under the Insider Letter and the Purchase Agreement, dated September 18, 2025, did not require the New Sponsor to execute a joinder and was terminated effective as of the closing of the transactions provided for by the Purchase Agreement;
●	“Management” or our “Management Team” are to our executive officers and directors;
●	“non-managing sponsor investors” or “NMSI” means seven institutional investors (none of which are affiliated with any member of Management, other members of our Prior Sponsor or any other investor) that prior to September 18, 2025, purchased, indirectly, through the purchase of non-managing sponsor membership interests in the Prior Sponsor, an aggregate of 4,100,000 Private Placement Warrants (defined below) at a price of $1.00 per warrant ($4,100,000 in the aggregate); in connection with the non-managing sponsor investor indirectly purchasing, through the Prior Sponsor, the NMSI Private Placement Warrants (defined below) allocated to it in connection with the closing of this offering, the Sponsor issued membership interests in the Sponsor at a nominal purchase price to the non-managing sponsor investors at the closing of the IPO reflecting interests in an aggregate of 3,280,000 Founder Shares then held by the Prior Sponsor. Pursuant to the Purchase Agreement, the non‑managing sponsor investors have no further rights, claims or interests in or to any securities of the Company (other than any Public Units, Public Shares or Public Warrants they may hold), and all such Private Placement Warrants that had been NMSI Private Placement Warrants are now held by the New Sponsor following the closing of the transactions provided for by the Purchase Agreement;
●	“NMSI Private Placement Warrants” means the subset of 4,100,000 Private Placement Warrants that, prior to September 18, 2025, when they were acquired by the New Sponsor, were designated to be distributed to non-managing sponsor investors by the Prior Sponsor upon closing of our initial Business Combination. Following the closing of the transactions provided for by the Purchase Agreement on September 18, 2025, no such Private Placement Warrants are held by, or are distributable to, any non‑managing sponsor investor, and no consent, exchange or other special rights applicable solely to the NMSI Private Placement Warrants are in effect, and all such Private Placement Warrants are held by the New Sponsor following the closing of the transactions provided for by the Purchase Agreement;
●	“NMSI Shares” means the Class A Ordinary Shares underlying the NMSI Private Placement Warrants;
●	“Nasdaq” are to the Nasdaq Stock Market LLC;
●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its Initial Public Offering registration statement;
●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;
●	“New Sponsor” are to Yorkville Acquisition Sponsor II, LLC, a Florida limited liability company;

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;
●	“Over-Allotment Option” are to the 45-day option that the underwriters of the Initial Public Offering had to purchase up to an additional 3,000,000 units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was partially exercised;
●	“Prior Sponsor” are to TV Partners III, LLC, a Delaware Limited Liability Company;
●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering;
●	“Private Placement Warrants” are to the aggregate of the 4,700,000 warrants initially issued to our Prior Sponsor and 2,868,750 warrants initially issued to the underwriters of the Initial Public Offering in the Private Placement, with each Private Placement Warrant entitling the holder to purchase one Class A Ordinary Share. Following the closing of the transactions provided for by the Purchase Agreement, the 4,700,000 Private Placement Warrants originally issued to the Prior Sponsor have been sold by the Prior Sponsor to, and are held by, the New Sponsor (subject to permitted transfers), and the remaining Private Placement Warrants are held by the underwriters (or their permitted transferees). For the avoidance of doubt, there no longer are any Private Placement Warrants issued indirectly to the non‑managing sponsor investors;
●	“Private Placement Warrants Purchase Agreements” are to the Private Placement Warrants Purchase Agreement, dated April 22, 2025, by and between us and the Prior Sponsor, and the Private Placement Warrants Purchase Agreement, dated April 22, 2025, by and among us, Cohen & Company and Clear Street (in each case as amended, restated, supplemented or otherwise modified from time to time);
●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Public Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);
●	“Public Shareholders” are to the holders of our Public Shares, including our initial shareholders, Management and any non-managing sponsor investors to the extent our initial shareholders, members of Management, and/or any non-managing sponsor investors purchase public shares, provided that the each initial shareholder’s, member of Management, and any non-managing sponsor investors’ status as a “Public Shareholder” will only exist with respect to such Public Share;
●	“Public Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant;
●	“Public Warrants” are to the redeemable warrants sold as part of the Public Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market), with each Public Warrant entitling the holder to purchase one Class A Ordinary Share;
●	“Purchase Agreement” means that certain Purchase Agreement, dated September 18, 2025, by and among the Company, our Prior Sponsor, and our New Sponsor, as it may be amended, restated, supplemented or otherwise modified from time to time;
●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated April 22, 2025, by and among the Company, the Prior Sponsor, Cohen & Company, Clear Street, and certain security holders party thereto, as joined and amended by the Joinder to and Amendment of the Registration Rights Agreement, dated September 18, 2025, by the New Sponsor (acknowledged and accepted by the Company and the Prior Sponsor), and as further amended, restated, supplemented or otherwise modified from time to time;
●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026;
●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“SPAC” are to a special purpose acquisition company;
●	“Sponsor” are to the Prior Sponsor prior to the closing of the transactions contemplated by the Purchase Agreement and the New Sponsor following the closing of the transactions contemplated by the Purchase Agreement;
●	“Trust Account” are to the U.S.-based trust account in which an amount of $226,125,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;
●	“Trust Agreement” are to the Investment Management Trust Agreement, dated April 22, 2025, which we entered into with Continental, as trustee of the Trust Account;
●	“Underwriting Agreement” are to the Underwriting Agreement, dated April 22, 2025, which we entered into with Cohen & Company Capital Markets, as representative of the several underwriters;
●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;
●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm; and
●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

v

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

TEXAS VENTURES ACQUISITION III CORP

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current Assets:
Cash	$256,897	$856,131
Prepaid expenses	126,838	102,500
Total Current Assets	383,735	958,631

Prepaid expenses, non-current	—	33,334
Investments held in Trust Account	236,580,243	232,460,533
Total Assets	$236,963,978	$233,452,498

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$120,055	$—
Accrued expenses	2,744,164	231,427
Due to related party	—	2,425
Total Current Liabilities	2,864,219	233,852

Deferred underwriting commissions	9,000,000	9,000,000
Total Liabilities	11,864,219	9,233,852

Commitments and contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 22,500,000 shares issued and outstanding at redemption value of $10.51 and $10.33 per share, at June 30, 2026 and December 31, 2025, respectively	236,580,243	232,460,533
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding, excluding 22,500,000 shares subject to possible redemption, at June 30, 2026 and December 31, 2025	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,500,000 shares issued and outstanding at June 30, 2026 and December 31, 2025	750	750
Additional paid-in capital	—	1,621,805
Accumulated deficit	(11,481,234)	(9,864,442)
Total Shareholders’ Deficit	(11,480,484)	(8,241,887)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$236,963,978	$233,452,498

See accompanying notes to the condensed financial statements.

TEXAS VENTURES ACQUISITION III CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
EXPENSES
General and administrative expenses	$723,227	$236,916	$3,244,511	$276,512
TOTAL EXPENSES	(723,227)	(236,916)	(3,244,511)	(276,512)

OTHER INCOME
Interest income earned on investments held in Trust Account	2,075,700	1,733,912	4,119,710	1,733,912
Interest income earned on cash held in operating account	1,117	6,469	5,914	6,469
Change in fair value of warrant liability	—	1,435,682	—	1,435,682
TOTAL OTHER INCOME	2,076,817	3,176,063	4,125,624	3,176,063
NET INCOME	$1,353,590	$2,939,147	$881,113	$2,899,551

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	22,500,000	14,725,275	22,500,000	7,403,315
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.05	$0.13	$0.03	$0.20
Basic weighted average shares outstanding, Class B non-redeemable ordinary shares	7,500,000	7,280,220	7,500,000	6,975,138
Basic net income per share, Class B non-redeemable ordinary shares	$0.05	$0.13	$0.03	$0.20
Diluted weighted average shares outstanding, Class B non-redeemable ordinary shares	7,500,000	7,500,000	7,500,000	7,500,000
Diluted net income per share, Class B non-redeemable ordinary shares	$0.05	$0.13	$0.03	$0.19

See accompanying notes to the condensed financial statements.

TEXAS VENTURES ACQUISITION III CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class B		Additional
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2026	7,500,000	$750	$1,621,805	$(9,864,442)	$(8,241,887)
Remeasurement of ordinary shares to redemption value	—	—	(1,621,805)	(422,205)	(2,044,010)
Net loss	—	—	—	(472,477)	(472,477)
Balance, March 31, 2026 (unaudited)	7,500,000	750	—	(10,759,124)	(10,758,374)
Remeasurement of ordinary shares to redemption value	—	—	—	(2,075,700)	(2,075,700)
Net income	—	—	—	1,353,590	1,353,590
Balance, June 30, 2026 (unaudited)	7,500,000	$750	$—	$(11,481,234)	$(11,480,484)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class B		Additional
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2025	7,666,667	$767	$24,233	$(44,737)	$(19,737)
Net loss	—	—	—	(39,596)	(39,596)
Balance, March 31, 2025 (unaudited)	7,666,667	767	24,233	(84,333)	(59,333)
Forfeiture of Class B ordinary shares	(166,667)	(17)	17	—	—
Payment for private placement	—	—	3,468,500	—	3,468,500
Fair value of public warrants	—	—	3,037,500	—	3,037,500
Remeasurement of ordinary shares to redemption value	—	—	(6,333,417)	(13,365,574)	(19,698,991)
Offering costs	—	—	(196,833)	—	(196,833)
Net income	—	—	—	2,939,147	2,939,147
Balance, June 30, 2025 (unaudited)	7,500,000	$750	$—	$(10,510,760)	$(10,510,010)

See accompanying notes to the condensed financial statements.

TEXAS VENTURES ACQUISITION III CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2026	2025
Cash flows from operating activities:
Net income	$881,113	$2,899,551
Adjustments to reconcile net income to net cash used in operating activities:
Interest income earned on investments held in Trust Account	(4,119,710)	(1,733,912)
Change in fair value of warrant liability	—	(1,435,682)
Changes in current assets and liabilities
Prepaid Expenses	8,996	(231,465)
Deferred offering costs	—	248,425
Accounts Payable	120,055	—
Accrued Expenses	2,512,737	50,211
Due to related party	(2,425)	(121,358)
Net cash used in operating activities	(599,234)	(324,230)

Cash flows from investing activities:
Investment of cash in Trust Account	—	(226,125,000)
Net cash used in investing activities	—	(226,125,000)

Cash flows from financing activities:
Proceeds from the sale of Units	—	226,125,000
Proceeds from issuance of promissory note - related party	—	397,800
Payment of promissory note – related party	—	(550,000)
Proceeds from sale of private placement warrants	—	7,568,750
Payment of underwriting fee	—	(4,500,000)
Payment of offering costs	—	(1,624,662)
Net cash provided by financing activities	—	227,416,888

Net change in cash	(599,234)	967,658
Cash, beginning of the period	856,131	2,232
Cash, end of the period	$256,897	$969,890

Supplemental disclosure of cash flow information:
Deferred underwriters’ discount payable charged to additional paid-in capital	$—	$9,000,000
Forfeiture of Class B ordinary shares	$—	$166,667
Deferred offering costs included in accrued expenses	$—	$1,402

See accompanying notes to the condensed financial statements.

TEXAS VENTURES ACQUISITION III CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Going Concern Considerations

At June 30, 2026, the Company had cash of $256,897 and a working capital deficiency of $2,480,484.

Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). Management expects the Company to incur significant expenses as a result of identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. As a result, management has determined that the current liquidity condition of the Company, coupled with the fact that the Company is within one year of mandatory liquidation, raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties. As such, the accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result should the Company be required to liquidate.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 15, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2026 and December 31, 2025.

Offering Costs Associated with the Initial Public Offering

The offering costs consisted of legal, accounting, underwriting and other costs incurred that were directly related to the Initial Public Offering and that were charged to shareholders’ deficit upon the completion of the Initial Public Offering.

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate the Initial Public Offering proceeds from the Public Units between ordinary shares and warrants, using the residual method by allocating the Initial Public Offering proceeds first to assigned value of the warrants and then to the ordinary shares. Offering costs allocated to the Public Shares are charged to temporary equity and offering costs allocated to the Public and Private Placement Warrants are charged to shareholders’ deficit as Public and Private Placement Warrants after management’s evaluation are accounted for under equity treatment. Offering costs allocated the NMSI Private Placement Warrants were charged to the condensed statements of operations as the NMSI Private Placement Warrants after management’s evaluation were accounted for as liabilities prior to the December 31, 2025 amendment to the warrant agreement.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Investments Held in Trust Account

As of June 30, 2026 and December 31, 2025, the Company had $236,580,243 and $232,460,533 invested in mutual funds held in the Trust Account, respectively. The Company’s portfolio of investments held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act.

Net Income per Ordinary Share

The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. The Company complies with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Accretion associated with redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

The following tables reflect the calculation of basic net income per ordinary share for the three and six months ended June 30, 2026 and 2025:

	For the	For the
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2026	2025
Class A ordinary shares subject to possible redemption
Numerator: Allocation of net income, basic	$660,835	$1,492,948
Denominator: Basic weighted average shares outstanding	22,500,000	7,403,315
Basic net income per Class A ordinary share subject to possible redemption	$0.03	$0.20
Class B non-redeemable ordinary shares
Numerator: Allocation of net income, basic	$220,278	$1,406,603
Denominator: Basic weighted average shares outstanding	7,500,000	6,975,138
Basic net income per Class B non-redeemable ordinary share	$0.03	$0.20

	For the	For the
	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2026	2025
Class A ordinary shares subject to possible redemption
Numerator: Allocation of net income, basic	$1,015,192	$1,966,770
Denominator: Basic weighted average shares outstanding	22,500,000	14,725,275
Basic net income per Class A ordinary share subject to possible redemption	$0.05	$0.13
Class B non-redeemable ordinary shares
Numerator: Allocation of net income, basic	$338,398	$972,377
Denominator: Basic weighted average shares outstanding	7,500,000	7,280,220
Basic net income per Class B non-redeemable ordinary share	$0.05	$0.13

The following tables reflect the calculation of diluted net income per ordinary share for the three and six months ended June 30, 2026 and 2025:

	For the	For the
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2026	2025
Class A ordinary shares subject to possible redemption
Numerator: Allocation of net income, diluted	$660,835	$1,440,370
Denominator: Diluted weighted average shares outstanding	22,500,000	7,403,315
Diluted net income per Class A ordinary share subject to possible redemption	$0.03	$0.20
Class B non-redeemable ordinary shares
Numerator: Allocation of net income, diluted	$220,278	$1,459,181
Denominator: Diluted weighted average shares outstanding	7,500,000	7,500,000
Diluted net income per Class B non-redeemable ordinary share	$0.03	$0.19

	For the	For the
	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2026	2025
Class A ordinary shares subject to possible redemption
Numerator: Allocation of net income, diluted	$1,015,192	$1,947,321
Denominator: Diluted weighted average shares outstanding	22,500,000	14,725,275
Diluted net income per Class A ordinary share subject to possible redemption	$0.05	$0.13
Class B ordinary shares
Numerator: Allocation of net income, diluted	$338,398	$991,826
Denominator: Diluted weighted average shares outstanding	7,500,000	7,500,000
Diluted net income per Class B non-redeemable ordinary share	$0.05	$0.13

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

Warrant Instruments

The Company accounts for the Public Warrants issued in connection with the Initial Public Offering, the Private Placement Warrants and the NMSI Private Placement Warrants in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging”. Under ASC 815-40, the Public Warrants and the Private Placement Warrants meet the criteria for equity treatment and as such are recorded in shareholders’ deficit. The NMSI Private Placement Warrants did not meet the criteria for equity treatment and as such were recorded as a liability and remeasured each period with changes recorded in the condensed statements of operations. If the Public and Private Placement Warrants no longer meet the criteria for equity treatment, they will record as a liability and be remeasured each period with changes recorded in the condensed statements of operations. On December 31, 2025, the Company issued an amendment to the warrant agreement that removed the settlement provision that precluded the NMSI Private Placement Warrants from equity treatment. As a result of this amendment, the Company determined that the NMSI Private Placement Warrants met the criteria for equity treatment and as such were reclassified to additional paid-in capital.

Class A Ordinary Shares Subject to Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

Gross proceeds	$225,000,000
Less: Proceeds allocated to public warrants	(3,037,500)
Less: Class A ordinary share issuance costs	(13,802,579)
Add: Accretion of carrying value to redemption value	19,698,991
Add: Remeasurement of carrying value to redemption value	4,601,621
Class A ordinary shares subject to possible redemption, December 31, 2025	232,460,533
Add: Remeasurement of carrying value to redemption value	2,044,010
Class A ordinary shares subject to possible redemption, March 31, 2026	234,504,543
Add: Remeasurement of carrying value to redemption value	2,075,700
Class A ordinary shares subject to possible redemption, June 30, 2026	$236,580,243

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

General and Administrative Services

Commencing on the effective date of the Initial Public Offering on April 24, 2025 and through the earlier of the Company’s consummation of a Business Combination or its liquidation, the Company has agreed to pay the Sponsor or an affiliate thereof a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. For the three and six months ended June 30, 2025, the Company had incurred and paid the Prior Sponsor $20,000 of administrative costs. Pursuant to the Purchase Agreement executed on September 18, 2025, the Administrative Services Agreement with the Prior Sponsor was terminated and no further fees were accrued thereafter.

CEO Advisory Agreement

Effective October 2025, the Company agreed to pay a monthly advisory fee of $15,000 to the Chief Executive Officer, Kevin McGurn, to provide advisory services to the Company in connection with identifying, investigating, negotiating and completing the Company’s initial Business Combination and related matters. The advisory fee continues on a monthly basis until the earliest to occur of (i) the closing and completion of the Company’s initial Business Combination or (ii) the liquidation of the Company. Other than the foregoing, none of the Company’s officers or directors have received any compensation for services rendered to the Company. For the three and six months ended June 30, 2026, the Company has incurred $11,250 and $56,250 in advisory fees and paid $56,250. As of June 30, 2026 and December 31, 2025, there was $0 and $45,000 outstanding under the agreement. The obligation to pay this monthly advisory fee terminated upon the resignation of Mr. McGurn as Chief Executive Officer on April 22, 2026. There are $11,109 of accrued expense reimbursements for Mr. McGurn as of June 30, 2026 and December 31, 2025 recorded to accrued expenses in the condensed balance sheets.

Promissory Notes — Related Party

On August 1, 2024, the Prior Sponsor issued an unsecured promissory note (the “Promissory Note”) to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of up to $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2024, or (ii) the consummation of the Initial Public Offering. On March 14, 2025, the Company amended and restated the Promissory Note to extend the maturity date of the Promissory Note from December 31, 2024 to December 31, 2025. As of June 30, 2026 and December 31, 2025, there was nothing outstanding under the Promissory Note. As of June 30, 2026, the Promissory Note is not available for further draw down.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2026 and December 31, 2025, there was no amount outstanding under the Working Capital Loans.

Due to Related Party

On December 31, 2025, the Sponsor paid for certain expenses on behalf of the Company totaling $2,425. This due to related party is not a drawdown on the above Working Capital Loans, it is non-interest bearing and is due on demand. The Company repaid the Sponsor in full on March 12, 2026. As of June 30, 2026, there is no amount due to a related party.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were no Class A Ordinary Shares issued or outstanding, excluding 22,500,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. On April 24, 2025, 166,667 of the 1,000,000 Founder Shares subject to forfeiture were forfeited as the underwriters did not fully exercise the over-allotment option. Only holders of the Class B ordinary shares have the right to vote on the appointment of directors prior to the Business Combination. Accordingly, as of June 30, 2026 and December 31, 2025, there were 7,500,000 Class B ordinary shares issued and outstanding.

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

NOTE 8 — WARRANTS

As of June 30, 2026 and December 31, 2025, there were 18,818,750 warrants outstanding, including 11,250,000 Public Warrants, 7,568,750 Private Placement Warrants (inclusive of the 4,100,000 NMSI Private Placement Warrants owned by the Prior Sponsor that were allocated to the non-managing sponsor investors as a result of the non-managing sponsor investor’s membership interests in the Prior Sponsor).

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

NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value at June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		June 30,	December 31,
Description	Level	2026	2025
Assets:
Investments held in Trust Account	1	$236,580,243	$232,460,533

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

The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2025:

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

	June 30,	December 31,
	2026	2025
Cash	$256,897	$856,131
Investments held in Trust Account	$236,580,243	$232,460,533

	For the
	Six Months Ended
	June 30,
	2026	2025
General and administrative expenses	$3,244,511	$276,512

Interest income earned on investments held in Trust Account	$4,119,710	$1,733,912

	For the Three Months Ended
	June 30,
	2026	2025
General and administrative expenses	$723,227	$236,916

Interest income earned on investments held in Trust Account	$2,075,700	$1,733,912

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also evaluates general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

Interest income earned on investments held in Trust Account are reviewed and monitored by the CODM to forecast amounts held in the Trust Account that can be utilized to consummate an initial Business Combination. The CODM also evaluates this metric to ensure the investments are generating an appropriate rate of return.

All other segment items included in net income are reported on the condensed statements of operations and described within their respective disclosures.

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since July 26, 2024 (inception) through June 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering, and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after the completion of our Business Combination. Following our Initial Public Offering, we have generated non-operating income in the form of interest income on investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $1,353,590, which consisted of $2,075,700 of interest income on investments held in the Trust Account and $1,117 of interest earned on cash held in the operating account, offset by general and administrative expenses of $723,227.

For the six months ended June 30, 2026, we had a net income of $881,113, which consisted of $4,119,710 of interest income on investments held in the Trust Account and $5,914 of interest earned on cash held in the operating account, offset by general and administrative expenses of $3,244,511.

For the three months ended June 30, 2025, we had a net income of $2,939,147, which consisted of $1,733,912 of interest income on investments held in the Trust Account, $6,469 of interest earned on cash held in the operating account, and a gain on the change in fair value of warrant liability of $1,435,682, offset by general and administrative expenses of $236,916.

For the six months ended June 30, 2025, we had a net income of $2,899,551, which consisted of $1,733,912 of interest income on investments held in the Trust Account, $6,469 of interest earned on cash held in the operating account, and a gain on the change in fair value of warrant liability of $1,435,682, offset by general and administrative expenses of $276,512.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-Q.

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, as filed with the SEC on April 28, 2025)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-284793), filed with the SEC on March 18, 2025).
4.2

Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-284793), filed with the SEC on March 18, 2025).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-284793)).
4.4

Warrant Agreement, dated as of April 22, 2025, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, as filed with the SEC on April 28, 2025).

4.5

Amendment No. 1 to the Warrant Agreement, dated December 31, 2025, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.5 of the Company’s Annual Report on Form 10-K, as filed with the SEC on April 15, 2026).

10.1

Prior Insider Letter Agreement, dated April 22, 2025, by and among the Company, its officers and directors, and TV Partners III, LLC (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed with the SEC on April 28, 2025).

10.2

Investment Management Trust Agreement, dated as of April 22, 2025, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, as filed with the SEC on April 28, 2025).

10.3

Registration Rights Agreement, dated April 22, 2025, by and among the Company and certain security holders (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on April 28, 2025).

10.4

Administrative Services Agreement, dated April 22, 2025, by and between the Company and TV Partners III, LLC (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K, as filed with the SEC on April 28, 2025).

10.5	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, as filed with the SEC on January 7, 2026).
10.6

Securities Subscription Agreement, dated August 1, 2024, by and between the Company and TV Partners III, LLC (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-284793), filed with the SEC on April 4, 2025).

10.7

Private Placement Warrants Purchase Agreement, dated April 22, 2025, between the Company and TV Partners III, LLC (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on April 28, 2025).

10.8

Private Placement Warrants Purchase Agreement, dated April 22, 2025, by and among the Company, Cohen & Company Capital Markets and Clear Street LLC (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the SEC on April 28, 2025).

10.9

Purchase Agreement, dated September 18, 2025, by and among the Company, TV Partners III, LLC, and Yorkville Acquisition Sponsor II, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, as filed with the SEC on September 24, 2025).

10.10

New Insider Letter Agreement, dated September 18, 2025, by and among Yorkville Acquisition Sponsor II, LLC, the Insiders and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, as filed with the SEC on September 18, 2025).

10.11

The September 18, 2025 Joinder to and Amendment of the Registration Rights Agreement dated April 22, 2025, by Yorkville Acquisition Sponsor II, LLC, and acknowledged and accepted by the Company and TV Partners III, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, as filed with the SEC on September 18, 2025).

31*

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

* Filed herewith.

** This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS VENTURES ACQUISITION III CORP

Date: August 13, 2026	By:	/s/ Troy Rillo
	Name:	Troy Rillo
	Title:	Chief Executive Officer & Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)